Form 10-K
period 2006-12-31
Credit Suisse Commercial Mortgage Trust Series 2006-C2
filed 2007-03-30
CIK 1360880

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-129918-02

       Credit Suisse Commercial Mortgage Trust 2006-C2
       (exact name of issuing entity as specified in its charter)

       Credit Suisse First Boston Mortgage Securities Corp.
       (exact name of the depositor as specified in its charter)

       Column Financial, Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2196868
  (State or other jurisdiction of                   54-2196869
  incorporation or organization)                    54-6709443
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. *

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *

        Yes  X       No  ___

    * The issuing entity has been required to file reports with respect to the period following the issuance of its securities and December 31, 2006. The issuing entity has filed a Form 15.



  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2006) incorporated by reference in Part IV.

        Mortgage Loan Purchase Agreement (Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2006) incorporated by reference in Part IV.



                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            The Babcock & Brown FX 1 constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Net Operating Income for the 2006 Fiscal Year End is $11,579,741.70


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


            No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.



  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            No additional affiliations, certain relationships or related transactions have been identified, other than those previously disclosed in the prospectus filed on May 24, 2006.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


            The reports on assessment of compliance with servicing criteria for asset backed securities and related attestation reports are attached hereto under Item 15.

            1122(d)(3)(i) - Delinquency Reporting - With respect to Wells Fargo Bank, N.A., as Trustee, the related report on assessment of compliance and attestation report state that during the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. Wells Fargo Bank, N.A. has stated (1) that all such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function; and (2) all necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


           The servicer compliance statements are attached hereto under Item 15.



                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

  (4.1) Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 13, 2006) (Incorporated by reference)

  (10.1) Mortgage Loan Purchase Agreement (Filed as Exhibit 10.1 to the
         Registrant's Current Report on Form 8-K filed on June 13, 2006) (Incorporated by reference)

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association <F1>
      c) Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank,
         National Association <F1>
      d) Wachovia Bank, National Association, as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Trustee <F1>
      f) Wells Fargo Bank, N.A., as Custodian <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association <F1>
      c) Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank,
         National Association <F1>
      d) Wachovia Bank, National Association, as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Trustee <F1>
      f) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) ARCap Servicing, Inc., as Special Servicer <F1>
      b) First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association <F2>
      c) Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank,
         National Association <F2>
      d) Wachovia Bank, National Association, as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Trustee <F1>
      f) Wells Fargo Bank, N.A., as Custodian <F2>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.

  <F2> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Credit Suisse First Boston Mortgage Securities Corp.
    (Depositor)



    /s/ Jeffrey A. Altabef
    Jeffrey A. Altabef, Vice President

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.

   (4.1) Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the
         Registrant's Current Report on Form 8-K filed on June 13, 2006) (Incorporated by reference)

  (10.1) Mortgage Loan Purchase Agreement (Filed as Exhibit 10.1 to the
         Registrant's Current Report on Form 8-K filed on June 13, 2006) (Incorporated by reference)

   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ARCap Servicing, Inc., as Special Servicer
      b) First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association
      c) Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank,
         National Association
      d) Wachovia Bank, National Association, as Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ARCap Servicing, Inc., as Special Servicer
      b) First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia Bank, National Association
      c) Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank,
         National Association
      d) Wachovia Bank, National Association, as Master Servicer
      e) Wells Fargo Bank, N.A., as Trustee
      f) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) ARCap Servicing, Inc., as Special Servicer
      b) Wachovia Bank, National Association, as Master Servicer
      c) Wells Fargo Bank, N.A., as Trustee




EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  Re: Credit Suisse Commercial Mortgage Trust 2006-C2 (the "Trust"), Commercial Mortgage Pass-Through Certificates, Series 2006-C2

  I, Jeffrey A. Altabef, a Vice President of Credit Suisse First
  Boston Mortgage Securities Corp., the depositor into the above-referenced Trust, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports Form 10-D required to be filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic report, the servicers have fulfilled their obligations under the pooling and servicing agreement in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     ARCap Servicing Inc., Wachovia Bank, National Association, and Wells Fargo Bank, N.A.



     Dated:    March 30, 2007

     /s/ Jeffrey A. Altabef
     Signature

     Vice President
     Title



  EX-33 (a)
(logo) ARCap

ARCap Servicing, Inc.'s Report on Assessment of Compliance with Servicing
Criteria

The undersigned has caused an assessment to be made of the servicer's compliance with the servicing criteria set forth in Regulation AB.

ARCap Servicing, Inc. (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 to December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for those portions of criteria 229.1122(d)(1)(iii), (d)(2)(ii), (d)(3)(i)
- (d)(3)(iv), (d)(4)(ii), and (d)(4)(xv) which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to the asset-backed securities transactions covered by this report (the "Applicable Servicing Criteria"). The transactions covered by this report include the asset-backed securities transactions for which the Asserting Party served as servicer are listed in Appendix A (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the undersigned's assessment of compliance with the Applicable Servicing Criteria for the Reporting Period as set forth in this assertion.


Date: March 14, 2007

ARCap Servicing, Inc.

/s/ James L. Duggins
James L. Duggins, Chief Executive Officer

/s/ Bryan Carr
Bryan Carr, Chief Financial Officer and Treasurer

/s/ Chris Crouch
Chris Crouch, Managing Director, Servicing Officer


(page)


APPENDIX A SEC Regulation AB Regulated Transactions Servicing Platform (the"Platform")

1. Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-TOP21, Pooling and Servicing Agreement dated as of January 1, 2006 between Morgan Stanley Capital I Inc., as depositor, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee and Wells Fargo Bank, National Association, as paying agent, master servicer, and certificate registrar

2. Bear Stearns Commercial Mortgage Securities II Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-PWR11, Pooling and Servicing Agreement dated as of March 1, 2006 between Bear Stearns Commercial Mortgage Securities II Inc., as depositor, Prudential Asset Resources, Inc., as a master servicer, Wells Fargo Bank, National Association, as a master servicer, certificate administrator and tax administrator, ARCap Servicing, Inc., as special servicer, and LaSalle Bank National Association, as trustee

3. Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-TOP22, Pooling and Servicing Agreement dated as of April 1, 2006 between Bear Stearns Commercial Mortgage Securities Inc., as depositor, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee and custodian, and Wells Fargo Bank, National Association, as paying agent, master servicer, and certificate registrar and authenticating agent

4. Credit Suisse Commercial Mortgage Trust 2006-C2, Commercial Mortgage Pass-Through Certificates, Series 2006-C2, Pooling and Servicing Agreement between Credit Suisse First Boston Mortgage Securities Corp., as depositor, Wachovia Bank, National Association, as master servicer, ARCap Servicing, Inc., as Special Servicer, and Wells Fargo Bank, National Association., as trustee

5. Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-PWR12, Pooling and Servicing Agreement dated as of June 1, 2006 between Bear Stearns Commercial Mortgage Securities Inc., as depositor, Prudential Asset Resources, Inc., as a master servicer and as loan specific special servicer, Wells Fargo Bank, National Association, as a master servicer, certificate administrator and tax administrator, ARCap Servicing, Inc., as general special servicer, and LaSalle Bank National Association, as trustee

6. Morgan Stanley Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-TOP23, Pooling and Servicing Agreement dated as of August 1, 2006 between Morgan Stanley Capital I Inc., as depositor, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee and custodian and Wells Fargo Bank, National Association, as paying agent, certificate registrar, master servicer, and authenticating agent

7. Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-TOP24, Pooling and Servicing Agreement dated as of October 1, 2006 (the "Pooling and Servicing Agreement") between Bear Stearns Commercial Mortgage Securities Inc., as depositor, ARCap Servicing, Inc., as special servicer, LaSalle Bank National Association, as trustee and custodian, and Wells Fargo Bank, National Association, as paying agent, certificate registrar, master servicer, and authenticating agent


- 3 -


(page)


8. Bear Stearns Commercial Mortgage Securities Inc., Commercial Mortgage Pass-Through Certificates, Series 2006-PWR14, Pooling and Servicing Agreement dated as of December 1, 2006 between Bear Stearns Commercial Mortgage Securities Inc., as depositor, Prudential Asset Resources, Inc., as a master servicer and as loan-specific special servicer, Wells Fargo Bank, National Association, as a master servicer, certificate administrator and tax administrator, ARCap Servicing, Inc., as general special servicer, and LaSalle Bank National Association, as trustee

9. Morgan Stanley Capital I Trust 2006-IQ12, Commercial Mortgage Pass-Through Certificates, Series 2006-IQ12, Pooling and Servicing Agreement, dated as of December 1, 2006 between Morgan Stanley Capital I Inc., as depositor, Capmark Finance, Inc., as general master servicer, ARCap Servicing, Inc., as special servicer, Prudential Asset Resources, Inc., as master servicer with respect to the Prudential Mortgage Capital Funding, LLC only, Wells Fargo Bank, National Association, as trustee, and LaSalle Bank National Association, as paying agent and certificate registrar

10. AMAC CDO Funding I Servicing Agreement dated as of November 16, 2006 between CharterMac AMI Associates, Inc. as Collateral Manager, AMAC CDO Funding I as Issuer, ARCap Servicing, Inc. as Servicer and Special Servicer and LaSalle Bank National Association as Trustee

11. Column Financial, Inc. and ARCap Servicing, Inc. ("Subservicer") Sub-Servicing Agreement dated as of August 31, 2006

12. Wells Fargo Bank, National Association ("Master Servicer") and ARCap Servicing, Inc. ("Subservicer") Subservicing Agreement dated as of October 1, 2006 entered into in connection with that certain Pooling and Servicing Agreement dated as of October 1, 2006


- 4 -





  EX-33 (b)

REPORT ON ASSESSMENT OF COMPLIANCE

First American Commercial Real Estate Services, Inc. (an indirect subsidiary of The First American Corporation, and the "Asserting Party") is responsible for assessing compliance as of December 31, 2006, and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Sections 229.1122(d)(1)(iv), (d)(2)(v),
(d)(2)(vi), (d)(2)(vii), (d)(4)(xi), (d)(4)(xii) and (d)(4)(xiii) of the Code of
Federal Regulations applicable to the Asserting Party (the "Applicable Servicing Criteria"). The transactions covered by this report include all loans for commercial mortgage loan outsourcing customers for which the Asserting Party served as the commercial tax service provider (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period with respect to the Platform taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period.

FIRST AMERICAN COMMERCIAL REAL ESTATE SERVICES, INC.

/s/ S. Lewis Hill
S. Lewis Hill
Title: President
Dated: March 1, 2007




  EX-33 (c)

Report on Assessment of Compliance
With Regulation AB Servicing Criteria

Global Realty Outsourcing, Inc (the "Company"), is responsible for assessing compliance as of December 31, 2006, and for the period from January 9, 2006 through December 31, 2006, (the "Reporting Period") with the servicing criteria set forth in Section 229.1122 (d) of the Code of Federal Regulations (the "CFR), for the transactions identified in Appendix A.

Company complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission s Regulation AB for the loan servicing support services provided to Wachovia as of December 31, 2006, and for the period from January 9, 2006 through December 31, 2006, excluding 1122 (d)(1)(i), 1122 (d)(1)(ii), 1122 (d)(1)(iii), 1122 (d)(1)(iv), 1122 (d)(2)(i), 1122
(d)(2)(ii), 1122 (d)(2)(iii), 1122 (d)(2)(iv), 1122 (d)(2)(v), 1122 (d)(2)(vi),
1122 (d)(2)(vii), 1122 (d)(3)(i), 1122 (d)(3)(ii), 1122 (d)(3)(iii), 1122
(d)(3)(iv), 1122 (d)(4)(ii), 1122 (d)(4)(iii), 1122 (d)(4)(iv), 1122 (d)(4)(v),
1122 (d)(4)(vi), 1122 (d)(4)(vii), 1122 (d)(4)(viii), 1122 (d)(4)(x)(B), 1122
(d)(4)(xiv), and 1122 (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company (the "Applicable Servicing Criteria") and as further defined in Appendix B. The transactions covered by this report include the asset-backed securities transactions, which were completed on or after January 9, 2006, for which Company provided services and are identified in Appendix A.

The Company has assessed its compliance with the Applicable Servicing Criteria as of and December 31, 2006, and for the period from January 9, 2006 through December 31, 2006, and has concluded that it has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the period from January 9, 2006 through December 31, 2006.


Date: March 12, 2007

Global Realty Outsourcing, Inc

/s/ Colette Prior
By: Colette Prior
Title: Senior Vice President


(page)


Appendix A

NORTHSTAR CDO IV LTD    LB-UBS 2006 C1
WACHOVIA 2006-C23       CD 2006-CD2
BACM 2006-1             JP MORGAN 2006 FL1
GE 2006 C1              GS MORTGAGE SECURITIES 2006-GG6
ML-CFC 2006-1           WACHOVIA 2006-C24
LB-UBS 2006 C3          LEHMAN 2006-CCL C2
CSMS 2006-HC1           CSFB06C2
WACHOVIA 2006-C25       BACM 2006-2
MLCFC 2006-2            JPMC 2006-LDP7
LB-UBS 2006-C4          WACHOVIA 2006-C26
MLMT 2006-C2            111MA2PENN
LEHMAN 2006 LLF-C5      WACHOVIA 2006-C27
BACM 2006-4             WB 2006-WHALE 7
LB-UBS 2006-C6          BACM 2006-5
COMM 2006 FL12          GS MORTGAGE SECURITIES 2006-GG8
CD 2006-CD3             WACHOVIA 2006-C28
CITIGROUP 2006-FL2      CITIGROUP 2006 C5
JP MORGAN 2006 FL2      CONCORD REAL ESTATE CDO 2006-1
CSFB 2006 TFL2 (TITAN)  LB/UBS 2006-C7
NORTHSTAR CDO VIII      FOUR TIMES SQUARE 2006 - 4TS
NEWCASTLE CDO VIII      WACHOVIA 2006-C29
COBALT06C1              JPMC 2006-LDP9
MEZZ CAP 2006-C4        GREENWICH CCFC 2006-FL4
MARATHON REAL ESTATE CDO 2006-1 Northstar CDO VI
WACHOVIA CRE CDO 2006-1
RESOURCE REAL ESTATE FUNDING CDO 2006-1
GS MORTGAGE SEC CORP II 2006-GSFLVIII


(page)



Appendix B

                                                                                APPLICABLE      INAPPLICABLE
                                                                                 SERVICING       SERVICING
                        GENERAL SERVICING CRITERIA                              CRITERIA (1)      CRITERIA
                                                                                Performed
Reference                       Criteria                                           by
                                                                                Company

                                Pool Asset Administration
1122(d)(4)(i)    Collateral or security on mortgage loans is maintained
                 as required by the transaction agreements or related               X(2)
                 mortgage loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as                               X
                 required by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset
                 pool are made, reviewed and approved in accordance with                              X
                 any conditions or requirements in the transaction
                 agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made
                 in accordance with the related mortgage loan documents
                 are posted to the Servicer's obligor records maintained
                 no more than two business days after receipt, or such                                X
                 other number of days specified in the transaction
                 agreements, and allocated to principal, interest or
                 other items (e.g., escrow) in accordance with the
                 related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans
                 agree with the Servicer's records with respect to an                                 X
                 obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an
                 obligor's mortgage loans (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized                             X
                 personnel in accordance with the transaction
                 agreements and related pool asset documents.



(page)




1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are                                   X
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by
                 the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in
                 accordance with the transaction agreements. Such
                 records are maintained on at least a monthly basis,
                 or such other period specified in the transaction                                    X
                 agreements, and describe the entity's activities in
                 monitoring delinquent mortgage loans including, for
                 example, phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for
                 mortgage loans with variable rates are computed based              X
                 on the related mortgage loan documents.

1122(d)(4)(x)(A) Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's mortgage loan documents,             X(3)
                 on at least an annual basis, or such other period
                 specified in the transaction agreements;

1122(d)(4)(x)(B) (b) Interest on such funds is paid, or credited, to
                 obligors in accordance with applicable mortgage loan                                 X
                 documents and state law;

1122(d)(4)(x)(C) (c) Such funds are returned to the obligor within 30
                 calendar days of full repayment of the related mortgage            X
                 loans, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided           X(3)
                 that such support has been received by the servicer at
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
                 agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the
                 Servicer's funds and not charged to the obligor, unless            X(3)
                 the late payment was due to the obligor's error or
                 omission.



(page)




1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted
                 within two business days to the obligor's records                  X(4)
                 maintained by the Servicer, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts
                 are recognized and recorded in accordance with the                                   X
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in
                 Item 1114(a)(l) through (3) or Item 1115 of Regulation                               X
                 AB, is maintained as set forth in the transaction
                 agreements.



FOOTNOTES:

Footnote 1 - Pursuant to the Agreement, the Company is responsible for the performance of applicable criteria related to the following Regulation AB criteria: Item 1122 (d)(4)(i), Item 1122 (d)(4)(ix), Item 1122 (d)(4)(x) (A),
Item 1122 (d)(4)(x) (C), Item 1122 (d)(4)(xi), Item 1122 (d)(4)(xii) and Item
1122 (d)(4)(xiii).
Footnote 2 - The Company's responsibility relating to criteria 1122(d)(4)(i) is limited to UCC collateral tracking and oversight, and the analysis of Letter of Credit renewals, releases and reductions. Company does not have approval authority on the Letter of Credit renewals, releases and reductions.
Footnote 3 - The Company's responsibility relating to criteria 1122(d)(4)(x)(A), 1122(d)(4)(xi) and 1122(d)(4)(xii) is limited to tax and insurance escrow funds. Footnote 4 - The Company's responsibility relating to criteria 1122(d)(4)(xiii) is limited to disbursements made on behalf of an obligor for tax payments.





  EX-33 (d)
(logo) WACHOVIA SECURITIES

Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288


Management Assessment

Wachovia's Real Estate Services Business Unit of Wachovia Bank, National Association (the Company) is responsible for assessing compliance with the applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to its servicing of asset-based securities transactions involving commercial real estate loans (the Platform) as of and for the year ended December 31, 2006 except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(C), 1122(d)(3)(ii), 1122(d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(ix), 1122(d)(4)(x)(A), 1122(d)(4)(x)(C),
1122(d)(4)(xi), 1122(d)(4)(xii), and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform. Appendix A identifies the individual asset-backed transactions and securities defined by management as constituting the Platform.

The Company's management has assessed the effectiveness of the Company's compliance with the applicable servicing criteria as of and for the year ended December 31, 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB. (Appendix B)

Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the servicing criteria set forth in Item 1122 (d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006. (Appendix C).

March 9, 2007

/s/ Leslie Fairbanks
Leslie Fairbanks
Managing Director, Real Estate Services

/s/ Marilyn Addison
Marilyn Addison
Director, Real Estate Services

/s/ Timothy Ryan
Timothy Ryan
Managing Director, Real Estate Services


(page)


APPENDIX A

NORTHSTAR CDO IV LTD
LB-UBS 2006 C1
WACHOVIA 2006-C23
CD 2006-CD2
BACM 2006-1
JP MORGAN 2006 FL1
GE 2006 C1
GS MORTGAGE SECURITIES 2006-GG6
ML-CFC 2006-1
WACHOVIA 2006-C24
LB-UBS 2006 C3
LEHMAN 2006-CCL C2
CSMS 2006-HC1
MARATHON REAL ESTATE CDO 2006-1
CSFBO6C2
WACHOVIA 2006-C25
NORTHSTAR CDO VI
BACM 2006-2
MLCFC 2006-2
JPMC 2006-LDP7
LB-UBS 2006-C4
WACHOVIA 2006-C26
WACHOVIA CRE CDO 2006-1
RESOURCE REAL ESTATE FUNDING CDO 2006-1
GS MORTGAGE SEC CORP II 2006-GSFLVIII
MLMT 2006-C2
111MA2PENN
LEHMAN 2006 LLF-C5
WACHOVIA 2006-C27
WB 2006-WHALE 7
LB-UBS 2006-C6
BACM 2006-5
COMM 2006 FL12
GS MORTGAGE SECURITIES 2006-GG8
CD 2006-CD3
WACHOVIA 2006-C28
CITIGROUP 2006-FL2
CITIGROUP 2006 C5
JP MORGAN 2006 FL2
CSFB 2006 TFL2 (TITAN)
LB/UBS 2006-C7
NORTHSTAR CDO VIII
FOUR TIMES SQUARE 2006 - 4TS
WACHOVIA 2006-C29
COBALT06C1
JPMC 2006-LDP9
CONCORD REAL ESTATE CDO 2006-1
MEZZ CAP 2006-C4
GREENWICH CCFC 2006-FL4
GREENWICH CCFC 2007-GG9


(page)


Appendix B


                                                                                                               INAPPLICABLE
                                                                                APPLICABLE                      SERVICING
                         SERVICING CRITERIA                                 SERVICING CRITERIA (1)               CRITERIA
                                                                          Performed       Performed
Reference                       Criteria                                     by              by
                                                                           Company         Vendor

                        General Servicing Conditions

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in        X
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted         X
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to
                 maintain a back-up servicer for the mortgage loans are                                              X
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount        X
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

                        Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days              X
                 following receipt, or such other number of days
                 specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized         X
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections,
                 cash flows or distributions, and any interest or other        X
                 fees charged for such advances, are made, reviewed and
                 approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g.,       X
                 with respect to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect       X
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent              X
                 unauthorized access.



(page)



                                                                                                               INAPPLICABLE
                                                                                APPLICABLE                      SERVICING
                         SERVICING CRITERIA                                 SERVICING CRITERIA (1)               CRITERIA
                                                                          Performed       Performed
Reference                       Criteria                                     by              by
                                                                           Company         Vendor

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts,
                 including custodial accounts and related bank
                 clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30
                 calendar days after the bank statement cutoff date,
                 or such other number of days specified in the                 X
                 transaction agreements; (C) reviewed and approved by
                 someone other than the person who prepared the
                 reconciliation; and (D) contain explanations for
                 reconciling items. These reconciling items are resolved
                 within 90 calendar days of their original identification,
                 or such other number of days specified in the transaction
                 agreements.

                        Investor Remittances and Reporting

1122(d)(3)(i)(A) Reports to investors, including those to be filed with the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission              X(2)
                 requirements. Specifically, such reports (A) are
                 prepared in accordance with time frames and other terms
                 set forth in the transaction agreements;

1122(d)(3)(i)(B) (B) provide information calculated in accordance with         X(2)
                 the terms specified in the transaction agreements;

1122(d)(3)(i)(C) (C) are filed with the Commission as required by its                                                X
                 rules and regulations; and

1122(d)(3)(i)(D) (D) agree with investors' or the trustee's records as
                 to the total unpaid principal balance and number of           X(2)
                 mortgage loans serviced by the Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and                                               X
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two
                 business days to the Servicer's investor records, or                                                X
                 such other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,                                              X
                 or custodial bank statements.

                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained
                 as required by the transaction agreements or related          X(3)
                 mortgage loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as        X(4)
                 required by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset
                 pool are made, reviewed and approved in accordance with       X
                 any conditions or requirements in the transaction
                 agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made
                 in accordance with the related mortgage loan documents
                 are posted to the Servicer's obligor records maintained
                 no more than two business days after receipt, or such         X
                 other number of days specified in the transaction
                 agreements, and allocated to principal, interest or
                 other items (e.g., escrow) in accordance with the
                 related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans
                 agree with the Servicer's records with respect to an          X
                 obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an
                 obligor's mortgage loans (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized      X(5)
                 personnel in accordance with the transaction
                 agreements and related pool asset documents.



(page)



                                                                                                               INAPPLICABLE
                                                                                APPLICABLE                      SERVICING
                         SERVICING CRITERIA                                 SERVICING CRITERIA (1)               CRITERIA
                                                                          Performed       Performed
Reference                       Criteria                                     by              by
                                                                           Company         Vendor

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are            X(5)
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by
                 the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in
                 accordance with the transaction agreements. Such
                 records are maintained on at least a monthly basis,
                 or such other period specified in the transaction             X(5)
                 agreements, and describe the entity's activities in
                 monitoring delinquent mortgage loans including, for
                 example, phone calls, letters and payment rescheduling
                 plans in cases where delinquency is deemed temporary
                 (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for
                 mortgage loans with variable rates arc computed based                                               X(6)
                 on the related mortgage loan documents.

1122(d)(4)(x)(A) Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's mortgage loan documents,                                              X(6)
                 on at least an annual basis, or such other period
                 specified in the transaction agreements;

1122(d)(4)(x)(B) (b) Interest on such funds is paid, or credited, to
                 obligors in accordance with applicable mortgage loan          X
                 documents and state law;

1122(d)(4)(x)(C) (c) Such funds are returned to the obligor within 30
                 calendar days of full repayment of the related mortgage                                             X(6)
                 loans, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided
                 that such support has been received by the servicer at                                              X(6)
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
                 agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the
                 Servicer's funds and not charged to the obligor, unless                                             X(6)
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted
                 within two business days to the obligor's records             X(7)
                 maintained by the Servicer, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts
                 are recognized and recorded in accordance with the            X(5)
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in
                 Item 1114(a)(1) through (3) or Item 1115 of Regulation                                              X
                 AB, is maintained as set forth in the transaction
                 agreements.



(page)


Footnote 1 - For certain pool assets, the performance of all applicable criteria has been outsourced to third party servicers. All servicers servicing greater than 5% of pool assets for any transaction included in the platform (Appendix A) will provide a separate Regulation AB 1122(d) Management Assessment.

Footnote 2 - The Company's responsibility relating to criteria 1122(d)(3)(i)(A), 1122(d)(3)(i)(B), and 1122(d)(3)(i)(D) is limited to reports sent to the Trustee, rather than the investor, as set forth in the transaction agreements.

Footnote 3 - The Company's responsibility relating to criteria 1122(d)(4)(i) is limited to the review and approval of any release, non-scheduled reduction or draw of letters of credit which serve as collateral for certain individual pool assets. The Company has outsourced all other activities related to the maintenance of such letters of credit as well as the process of perfecting security interests of individual pool assets to a vendor who has provided a separate Regulation AB 1122(d) Management Assessment.

Footnote 4 - The Company's responsibility relating to criteria 1122(d)(4)(ii) is limited to the safeguarding of letters of credit which serve as collateral for certain individual pool assets.

Footnote 5 - For those asset-backed transactions in which the Company is not designated as the Special Servicer, the Company is responsible for servicing criteria 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii) and 1122(d)(4)(xiv)
from origination until the time in which the applicable individual pool assets are transferred to the Special Servicer as specified by the transaction agreements. The Company has been named as Special Servicer for the following transactions included in the Platform: NORTHSTAR CDO IV LTD, JP MORGAN 2006 FL1, and CSMS 2006-HC1.

Footnote 6 - The Company has outsourced criteria 1122(d)(4)(ix),
1122(d)(4)(x)(A), 1122(d)(4)(x)(C), 1122(d)(4)(xi), and 1122(d)(4)(xii) to
vendors who have provided separate Regulation AB 1122(d) Management Assessments.

Footnote 7 - The Company performs all activities related to criteria 1122(d)(4)(xiii), except disbursements made on behalf of an obligor for tax payments. The Company has outsourced activities related to disbursements on behalf of an obligor for tax payments to a vendor who have provided a separate Regulation AB 1122(d) Management Assessment.





  EX-33 (e)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





  EX-33 (f)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007



  EX-34 (a)
(logo) Deloitte

Deloitte & Touche LLP
Two World Financial Center
New York, NY 10281-1414
USA

Tel: +1 212 436 2000
Fax: +1 212 436 5000
www.deloitte.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors of
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Servicing Criteria, that ARCap Servicing, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's (the "SEC") Regulation AB for the SEC Regulation AB Regulated Transactions Servicing Platform (the "Platform") as of and for the year ended December 31, 2006, excluding the following criteria 1122(d)(1)(iii), (d)(2)(ii), (d)(3)(i) -
(d)(3)(iv), (d)(4)(ii), and (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the SEC Regulation AB Regulated Transactions Servicing Platform is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

March 14, 2007


Member of
Deloitte Touche Tohmatsu





  EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
Suite 1800
2001 Ross Ave.
Dallas TX 75201-2997
Telephone (214) 999 1400
Facsimile (214) 754 7991
www.pwc.com


Report of Independent Registered Public Accounting Firm

To the Board of Directors of The First American Corporation:

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance, that First American Commercial Real Estate Services, Inc. (the "Company" and an indirect subsidiary of The First American Corporation) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all loans for commercial mortgage loan outsourcing customers for which the Company served as the commercial tax service provider (the "Platform"), as of December 31, 2006 and for the year then ended excluding criteria 1122(d)(1)(i)-(iii), 1122(d)(2)(i)-(iv), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiv)-(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management's assertion identifies the individual securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for all loans for commercial mortgage loan outsourcing customers for which the Company served as the commercial tax service provider is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 28, 2007





  EX-34 (c)
(logo) Deloitte

Deloitte & Touche LLP
JPMorgan Chase Tower
2200 Ross Avenue, Suite 1600
Dallas, TX 75201-6778
USA

Tel: +1 214 840 7000
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee Chairman of
H Cube, Inc.:

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that Global Realty Outsourcing, Inc., a wholly owned subsidiary of H Cube, Inc. (dba Global Realty Outsourcing, Inc.) (the "Company"), complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the loan servicing support services provided to Wachovia Corporation Platform (the "Platform") as of December 31, 2006, and for the period from January 9, 2006 through December 31, 2006, excluding 1122
(d)(1)(i), 1122 (d)(1)(ii), 1122 (d)(1)(iii), 1122 (d)(1)(iv), 1122 (d)(2)(i),
1122 (d)(2)(ii), 1122 (d)(2)(iii), 1122 (d)(2)(iv), 1122 (d)(2)(v), 1122
(d)(2)(vi), 1122 (d)(2)(vii), 1122 (d)(3)(i), 1122 (d)(3)(ii), 1122 (d)(3)(iii),
1122 (d)(3)(iv), 1122 (d)(4)(ii), 1122 (d)(4)(iii), 1122 (d)(4)(iv), 1122
(d)(4)(v), 1122 (d)(4)(vi), 1122 (d)(4)(vii), 1122 (d)(4)(viii), 1122
(d)(4)(x)(B), 1122 (d) (4)(xiv), and 1122 (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. The appendix to management's assertion identifies the individual asset-backed transactions defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period, and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report, and accordingly, such samples may not have included servicing activities related to each specific asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.


Member of
Deloitte Touche Tohmatsu


(page)


In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31, 2006, and for the period from January 9, 2006 through December 31, 2006, for the Platform is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 12, 2007


- 2 -





  EX-34 (d)
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wachovia Bank, National Association:

We have examined management's assessment, included in the accompanying Management Assessment, that Wachovia's Real Estate Services Business Unit of Wachovia Bank, National Association (the Company) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB relating to the servicing of asset backed security transactions involving commercial real estate loans (the Platform) except for servicing criteria 1122(d)(1)(iii), 1122(d)(3)(i)(C), 1122(d)(3)(ii), 1122(d)(3)(iii),
1122(d)(3)(iv), 1122(d)(4)(ix), 1122(d)(4)(x)(A), 1122(d)(4)(x)(C),
1122(d)(4)(xi), 1122(d)(4)(xii), and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Appendix A to the accompanying Management Assessment identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Charlotte, North Carolina
March 9, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





  EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





  EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





  EX-35 (a)

OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the Chief Executive Officer of ARCap Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of May 1, 2006 ("Transaction Closing Date"), relating to the Credit Suisse First Boston Mortgage Securities Corp., Commercial Mortgage Pass-Through Certificates, Series 2006-C2, hereby certifies as follows:


1. a review of the activities of the Special Servicer during the preceding calendar year or portion thereof commencing from and after the Transaction Closing Date and of the performance of the Special Servicer under the Pooling and Servicing Agreement has been made under the undersigned officer's supervision; and

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement in all material respects throughout such year, or portion thereof commencing from the Transaction Closing Date or if there has been a failure to fulfill any such obligation in any material respect, has specified each such failure and the nature and status thereof.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 14th day of March, 2007, I have hereunto signed my name.


/s/ James L. Duggins
James L. Duggins
Chief Executive Officer of
ARCap Servicing, Inc.,
a Delaware corporation




  EX-35 (b)

Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075

(logo) WACHOVIA SECURITIES


1123 SERVICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of May 1, 2006 by and among Credit Suisse First Boston Mortgage Securities Corporation, as Depositor, Wachovia Bank, National Association, as Master Servicer, Arcap Servicing, INC, as Special Servicer, and Wells Fargo, National Bank, as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2006- C2 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 12.11 of this Agreement, Timothy Ryan and Marilyn Addison, Managing Director of Customer Relationship Management and Director of Compliance Third Party Oversight, do hereby certify that:

1. A review of the activities of the Certifying Servicer, during the period from May 1, 2006 to December 31, 2006, and of its performance per the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Certifying Servicer, has fulfilled all of its obligations under this Agreement in all material respects throughout the period May 1, 2006 and through December 31, 2006;

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 10th day of March 2007.

/s/ Timothy S. Ryan
Timothy S. Ryan, Managing Director
Wachovia Bank National Association

/s/ Marilyn Addison
Marilyn Addison, Director
Wachovia Bank National Association





  EX-35 (c)
(logo) WELLS FARGO



Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007


Credit Suisse First Boston Mortgage Securities Corp.
11 Madison Ave
4th Floor
New York, ny 10010

RE: Annual Statement As To Compliance for Credit Suisse Commercial Mortgage
    Trust 2006-C2

Per Section 12.11 of the Pooling and Servicing Agreement, dated as of 5/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trustee), hereby certifies the following for the 2006 calendar year or portion thereof:


(A) a review of such Certifying Servicer's activities during the preceding fiscal year or portion thereof and of such Certifying Servicer's performance under this Agreement(or the applicable sub-servicing agreement, as the case may be), has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such Certifying Servicer has fulfilled all its obligations under this Agreement, or the applicable sub-servicing agreement or primary servicing agreement in the case of an Additional Servicer, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Judith J. Rishel
Judith J. Rishel
Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary